Form 10-Q
period 1997-11-30
VDS ENTERPRISES INC
filed 2000-11-06
CIK 880640

FORM 1O-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1997

Commission File Number: 0-19631


VDS ENTERPRISES, INC.
(exact name of registrant as specified in its charter)


Florida								65-0283601
(State or other jurisdiction of 					(IRS Employer I.D. No.)
Incorporation of organization)

12956 La Rochelle Circle, Palm Beach Gardens, FL  33410
(Address of principal executive offices)

(561) 622-8034
 (Registrant's telephone number, including area code)


Not Applicable
__________________________________________________
(former name, address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   		$3
	YES	NO   X
40:
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of August 14, 2000 there were 2,626,943 shares of Common Stock outstanding. INDEX



PART I - FINANCIAL INFORMATlON


Item 1.		Financial Statements.

The condensed financial statements as of November 30, 1997 included herein have been prepared by VDS Enterprises, Inc. ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements as of August 31, 1997 have been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed financial statements reflect all the adjustments necessary to present fairly the financial position of the company as of November 30, 1997 and the consolidated results of operations and cash flows for the three months ended November 30, 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Condensed Balance Sheets as of November 30, 1997 (Unaudited) and
August 31, 1997								4

Condensed Statements of Operations for the Three Months Ended
November 30, 1997 and 1996 (Unaudited)					5

Condensed Statement of Changes in Shareholders' Equity for the
Three Months ended November 30, 1997 and 1996 (Unaudited) 		6

Condensed Statement of Cash Flow for the Three Months ended
November 30, 1997 and 1996 (Unaudited)					7

Notes to Condensed Financial Statements					8


Item 2.             Management's Discussion and Analysis of Financial Condition
 and Results of Operations.							9

PART II - OTHER INFORMATION							10-11
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
	Registrant:

VDS ENTERPRISES, INC.





				     By: ___________________________
Regis Vogel
	President

Date:	June 6, 2000


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
November 30, 1997 and August 31, 1997


	November 30,1997  August 31, 1997
	 (Unaudited)              (Derived from
	                                     Audited Fin.
	                                      Statements)

ASSETS

Organizational Costs					       $      18,361	       $  18,361
Less accumulated amortization			    	  (18,361)	          (18,361)
								-----------	       -----------
Total Assets						       $           0	                     $       0
								=======	       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accrued expenses          $2,500                   $2,500
                                            ======                 ======
Deficiency in assets:
Common Stock, par value $0.001 per share;
    10,000,000 shares authorized,
      2,626,943 share issued
 and outstanding in 1998 and 1997 respectively        2,626           2,626
Additional Paid-In Capital  (Note 2)                    17,486         17,486
Deficit accumulated during the
development stage                      (22,612)      (22,612)
								--------------	    -------------

Total Deficiency in Assets					   (2,500)	        (2,500)
								---------------	    -------------

Total Liabilities and Deficiency in Assets        $0	    $0
                                 ========       ========

See Accompanying Notes to Condensed Financial Statements
VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
For the three months ended November 30, 1997 and 1996
(Unaudited)




								    1997   	      1996


Revenues	$    0  	$   0
	----------	--------

Total Revenues	$    0 	$   0
		======	=====

Expenses:	$    0	$    0
		----------	---------
Total Expenses	$    0         	$    0
		----------	---------

Results of 	$    0	$   0
		======	=====










See Accompanying Notes to Condensed Financial Statements



VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended November 30, 1997 and 1996
(Unaudited)


                                                      1997              1996

Shareholders' Equity:
	Beginning of period	$     0	$    0

Additions
	Shareholder contributions	       0	      0


Deductions

	Results of Operations for the three months
	ended November 30, 1997 and 1996   	       0	$    0
		-----------	------------
Ending balance at end of period	$     0  	$    0
		=======	=======


















See Accompanying Notes to Condensed Financial Statements




VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW
For the three months ended November 30, 1997 and 1996
(Unaudited)


1997		1996

CASH FLOW FROM OPERATING ACTIVITIES

	Net loss	$   0	$   0
	Adjustment to reconcile net loss to
	   Net cash used by operating activities:
	       None	$(    0   )	$(    0   )
		----------	----------
	       Net cash used by operating activities	$   0	$   0
CASH FLOW FROM INVESTING ACTIVITIES	$   0	$   0

	Shareholders' contribution to paid in capital	$   0	$   0

CASH FLOW FROM FINANCING ACTIVITIES	$   0	$   0
		----------	----------
NET INCREASE (DECREASE) IN CASH	$   0	$   0

Cash  Beginning of Period	$   0	$   0
		----------	----------
Cash End of Period	$   0	$   0
		======	======












See Accompanying Notes to Condensed Financial Statements








NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

VDS Enterprises, Inc. (the Company) was organized under the laws of the State of Florida on September 13, 1991. The Company is a development stage entity, which has been inactive since inception. The Company's only transactions are related to its initial formation and organization.The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.


Organizational costs consist of expenditures incurred in the formation of the company. These costs were fully amortized ratably over a period of five years.


Basis of Presentation

The accompanying unaudited condensed financial statements of VDS
Enterprises, Inc. presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of interim periods.



NOTE 2  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 20,112 as of November 30, 1997. As a result, the Company has no assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has not, as of the end of the three month period ended November 30, 1997, commenced active business operations. As of November 30, 1997 the Registrant had no assets or liabilities, Shareholders' Equity or other financial resources.

The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.





































PART II  OTHER INFORMATION




Item 1.		Legal Proceedings

		Not Applicable



Item 2.		Changes in Securities

The issued and outstanding common stock after the recapitalization consists of 2,626,943 shares, par value $0.001.


Item 3. 	Defaults Upon Senior Securities

		Not Applicable

Item 4.		Submission of Matters to a Vote of Security-Holders

		Not Applicable

Item 5.		Other information

Not Applicable

Item 6.		Exhibits and Reports on Form 8-K

Exhibits

27.1	 Financial Data Schedule

Reports on Form 8-K


Not Applicable







	VDS FINANCIAL DATA SCHEDULE 11-97 QTR

PERIOD TYPE		3-MOS
FISCAL YEAR END		AUGUST 31, 1997
PERIOD END			NOVEMBER 30, 1997
CASH				0
SECURITIES			0
RECEIVABLES		0
ALLOWANCES		0
INVENTORY			0
CURRENT ASSETS		0
PP&F				0
DEPRECIATION		0
TOTAL ASSETS		0
CURRENT LIABILITIES	2,500
BONDS			0
PREFERRED MANDATORY0
PREFERRED			0
COMMON			2,626
OTHER SE		                            (5,126)
TOTAL LIABILITY AND
STOCKHOLDER EQUITY	0
SALES				0
TOTAL REVENUES		0
CGS				0
TOTAL COSTS		0
OTHER EXPENSES		0
LOSS PROVISION		0
INTEREST EXPENSE	0
INCOME PRETAX		0
INCOME TAX		0
INCOME CONTINUING	0
CHANGES			0
NET INCOME			0
EPS-PRIMARY		.00
EPS-DILUTED		.00


10

8