Form 10KSB
period 1998-08-31
VDS ENTERPRISES INC
filed 2000-11-06
CIK 880640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 1O-KSB
(Mark One)

 [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended August 31, 1998

  [  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE
SECURITIES EXCHANGE Act OF 1934 (No Fee Required)

              For the transition period from  ______ to _____

                     Commission file number:  0-19631

VDS ENTERPRISES, INC.
(Name of small business issuer in its charter)

	           Florida                         	  65-0283601
       State or other Jurisdiction of         (I.R.S. Employer
 	  incorporation or organization          Identification Number)

12956 La Rochelle Circle, Palm Beach Gardens, FL  33410
                  (Address of principal executive offices)

                 Issuer's telephone number: (561) 622-8034

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class         Name of each exchange on which registered

 	     	NONE                       		NONE

            Securities registered pursuant to section 12(g) of the Act:

                         Common Stock $.001 par value
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of June 6, 2000, based on the closing sale price of $ Nil (not traded as of June 6,2000).

The number of shares of common stock outstanding as of August 14, 2000, was 2,626,943.



       VDS Enterprises, Inc.
                                 Form 10-KSB
                              TABLE OF CONTENTS



PART I                             			Page

ITEM 1.   	Description of Business	                         	1

ITEM 2.   	Description of Property	                         	1

ITEM 3.   	Legal Proceedings                                	2

ITEM 4.   	Submission of Matters to a Vote of
	           	Security Holders	                         	2

                  PART II

ITEM 5.   	Market for the Registrant's Common Stock
	           	And related Stockholder Matters            	2

ITEM 6.   	Selected Financial Data					 	2

ITEM 7.	Management's Discussion and Analysis
		      Of Financial Condition and
Results of Operations		             	3

ITEM 8.   	Financial Statements and Supplemental Data       	3

ITEM 9.   	Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                            	4

                  PART III

ITEM 10.   	Directors, Executive Officers, Promoters
	           	And Control Persons; Compliance with
             Section 16 (a) of the Exchange Act              	4

ITEM 11.  	Executive Compensation	                         	4

ITEM 12.  	Security Ownership of Certain
	           	Beneficial Owners and Management           	5

ITEM 13.  	Certain Relationships and Related
	           	Transactions	                         	      6

			PART IV

ITEM 14.  	Exhibits, Financial Statement Schedules,
And Reports on Form 8-K                 		6


PART I



ITEM 1.	DESCRIPTION OF BUSINESS

General

VDS Enterprises, Inc., a Florida corporation, was formed in September 1991, primarily to engage in the telemarketing and sale of business or consumer products. As of the date of this report, we have not commenced active business operations. We anticipate commencing active operations during the next fiscal year, but there can be no assurance that it will be able to commence such active operations. The commencement of active Company business operations is contingent upon the closing of one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition

Numerous companies located in South Florida and throughout the United States will compete vigorously with us for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than us will vie for such acquisition candidates.

Personnel

As of June 6, 2000, we had only one employee, our President, Treasurer and Secretary, and a director of ours, Regis Vogel. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

Regulatory Matters

We do not yet know what business we will enter as this is dependent on which target acquisition we determine to purchase; however all industries have generally become increasingly regulated in recent years. We are likely to be subject to the various State, Federal and local laws, rules, regulations, and acts once it commences active business operations.

ITEM 2. 	DESCRIPTION OF PROPERTY

We have not entered into any business leases pending the commencement of active business operations.



1

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings are pending or known to be threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this filing, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5. 	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock were not traded during the fiscal year ended August 31, 1998. We do not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On June 6, 2000, the approximate number of record holders of our common stock was 2,626,943.

To date, we have not paid any dividends on our common stock and do not expect to pay any dividends in the immediate future.

ITEM 6.	SELECTED FINANCIAL DATA

Statement of Income Data:			For the Fiscal Year Ended
							August 31, 1998

Sales								$	-

Total Expenses							-

Gross Profit								-

Net Loss							 (1,250)


Balance Sheet Data:				As of August 31, 1998

Current Assets						$	-

Other Assets								-

Total Assets								-

Current Liabilities					  3,750

Other Liabilities							-

Total Liabilities							-

Deficiency in Assets					 (3,750)
2


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

As previously disclosed, we had no revenues in any fiscal years since inception. We intend to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since we have no assets, we will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, we will incur only minor expenses, such as our audit fees, and as such we should be able to meet our cash requirements for the forthcoming fiscal year.

Liquidity and Capital Resources.

No comparison to the operating results and financial condition of us in other fiscal years is possible since we have not yet commenced business operations.

Capital Requirements and Source of Funds.

Because we anticipate engaging in the telemarketing of products manufactured and distributed by others, there will be little requirement for the substantial investment of capital. We do not anticipate maintaining significant inventories of products.

Effects of Inflation.

We do not believe that our contemplated business will be materially affected either favorably or adversely by inflation.

Results of Operations.

We had no sales during the year ended August 31, 1998. We had total expenses of $1,250 for professional fees. Net loss for the period therefore was $1,250.

Financial Condition.

As of the year-end we had no financial resources.



ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONTENTS




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS		F-2


FINANCIAL STATEMENTS

Balance Sheets		F-3

Statements of Operations		F-4

	Statements of Changes in Deficiency in Assets		F-5

Statements of Cash Flows		F-6

Notes to Financial Statements		F-7 to F-8

Dohan and Company	7700 North Kendall Drive, #204
Certified Public Accountants   	                   Miami, Florida  33156-
7564
A Professional Association	                          Telephone: (305)274-
1366
		     Facsimile:(305) 274-1368

Report of Independent Certified Public Accountants


Board of Directors
VDS Enterprises, Inc.

We have audited the accompanying balance sheets of VDS Enterprises, Inc. (a development stage company) as of August 31, 1998 and 1997, and the related statements of operations, changes in deficiency assets, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VDS Enterprises, Inc. (a development stage company) as of August 31, 1998 and 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/	Dohan and Company, CPA's


June 26,2000
Miami, Florida

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AUGUST 31, 1998 AND 1997

		1998	1997

                                    ASSETS

Organizational costs	$	18,361	$	18,361
Less accumulated amortization	(	18,361)	(	18,361)

Total Assets	$	-	$	-


         LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities:
Accrued expenses	$	3,750	$	2,500

Preferred stock, par value $0.10 per
share; 1,000,000 shares authorized,
no shares issued.		-		-

Deficiency in assets:
Common stock, par value $0.001 per share;
10,000,000 shares authorized,
2,626,943 shares issued
and outstanding in 1998 and 1997, respectively		2,626		2,626
Additional paid-in capital (Note 2)		17,486		17,486
Deficit accumulated during the
development stage	(	23,862)	(	22,612)

Total Deficiency in Assets	(	3,750)	(	2,500)

Total Liabilities and Deficiency in Assets	$	-	$	-












See accompanying notes.

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

			Cumulative during
			the
	1998	1997	development stage

Revenues	$	-	$	-	$	-

Expenses:
Professional fees		1,250		2,500		3,750
Amortization		-		-		18,361
Bank charges		-		-		1,751

Total expenses		1,250		2,500		23,862

Net loss	($	1,250)	($	2,500)	(	$23,862)


Basic and diluted net loss
  per share	(	$0.0000)	(	$   0.0000)	(	$ 0.0077)

Weighted average number of
	common shares outstanding		2,626,943		2,626,943		2,054,805
	(basic and diluted)























                           See accompanying notes.

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED AUGUST 31, 1998 AND 1997


			Cumulative during
			the
	1998	1997	development stage

Beginning of year	($	-)	($	  -)	$	-

Additions
	Issuance of common stock
		at par value (Note 2)	$	- 	$	- 	$	2,626
	Shareholders' contribution to
		paid in capital (Note 2)	$	- 	$	- 	$	17,486

Deductions
	Net loss for the year ended
	August 31-deficit
  	accumulated during the
  	development stage	(	1,250)	(	2,500)	(	23,862)

End of year	(	$  1,250)	($	2,500)	($	3,750)
























See accompanying notes.

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1998 AND 1997


			Cumulative during
			the
	1998	1997	development stage

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss		($	1,250)	($	2,500)	($	23,862)
Adjustment to reconcile net loss
	to net cash used by operating
	activities:
	Amortization		-		-		18,361
	Increase in other assets					(	18,361)
	Increase in accrued expenses		1,250		2,500		3,750

Net cash used by
	operating activities		-		-	(	20,112)

Cash flow from investing
	activities:		-		-		-

Cash flow from financing activities
	Issuance of common stock		-		-		2,626
	Shareholders' contribution to
additional paid-in-capital		-		-		17,486

Net increase in cash		-		-		-

Cash beginning of year		-		-		-

Cash end of year	$	-	$	-	$	-

Supplemental disclosure:

Interest paid	$	-	$	-	$	-
Income taxes paid	$	-	$	-	$	-






See accompanying notes.

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Business Activity

VDS Enterprises, Inc. was organized under the laws of the State of Florida on September 13, 1991. The Company is a development stage entity that has been inactive since inception and has not yet commenced business operations. The Company's only transactions are related to the initial formation and organization. The Company was formed for the purpose of engaging in the telemarketing field: specifically the sales and marketing of precious metals on a physical delivery, cash and carry basis and in lender-financed transactions. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

Organizational Costs

Organizational costs consist of expenditures incurred in the formation of the Company. These costs were fully amortized ratably over a period of five years.

		Basic and Diluted Loss Per Share

Loss per share is as computed by dividing the net loss by the average number of common shares outstanding during each period.
There were no common shares liquidated.

		Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.	INCOME TAXES

As of August 31, 1998, the Company has net operating loss carryovers of approximately $23,862, which expire at various dates through 2018. A deferred tax asset of approximately $3,600 for the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,600, due to the uncertainty of the Company's ability to utilize the losses.

VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.	INCOME TAXES (CONTINUED)

There was an ownership change in the Company during 1997, as defined in Section 382 of the Internal Revenue Code. These changes will materially limit the Company's ability to utilize the net operating loss carry forward based upon the change in control.

The Company has not recorded a provision for income taxes in the accompanying financial statements because of a lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes.

NOTE 3.	COMMITMENTS AND CONTINGENCIES

The Company has not filed tax returns since inception, and may be liable for penalties for late filings.

NOTE 4.  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $23,862, as of August 31, 1998. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, a reverse merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.





F-8
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On June 1, 2000, we changed our independent certified public accountants to Dohan and Company, CPA's. Dohan and Company, CPA's audited our financial statements for fiscal years ended August 31, 1997, 1998 and 1999. There have been no disagreements between us and our accountants and auditors with respect to accounting and financial disclosure. There were no disagreements with our prior accountant.

                                   PART III

ITEM 10.	DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our Officers, Directors and key employees:

Name				Age				Positions held

Regis Vogel			61				Director,
President,Treasurer,
		                           		and Secretary

All Directors hold office until the next annual meeting of our shareholders or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. We do not have an executive, nominating, compensation or audit committee.

Regis Vogel was appointed as our President, Treasurer and Secretary on January 31, 1995. Mr. Vogel was also elected to the Board of Directors on January 31, 1995.


ITEM 11.  	EXECUTIVE COMPENSATION

The following summary compensation table sets forth with respect to the year ended August 31, 1998, the cash compensation paid by us to each of our most highly compensated executive officers and to all of the officers as a group. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by us.

SUMMARY COMPENSATION TABLE

Name and	Salary	Other		Restricted
Principal Position	Year	and Bonus	Compensation	Stock
Awards

Regis Vogel			1998		   -			-		   -

All executive officers
As a group (1 Person)	1998		   -  			-		   -


4

Our directors do not receive compensation for acting in this capacity.

Mr. Regis Vogel became the only executive officer on January 31, 1995.




ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of August 1, 2000, held of record, or was known by us to own beneficially more than five percent of the outstanding Common Stock of the Company, by each of our Directors and Officers and by all of our Directors and Officers Company as a group.

Names and Address of Beneficial Owner:

Nature of Beneficial 	                          		Percentage of
Common
	     Ownership              	No. of shares       	Shares
Outstanding


Regis Vogel (1)(2)(3)          	 139,000               	5.29 %



All Directors and Officers
	as a group (1 person)        	 139,000               	5.29 %

(1)  	Mr. Vogel owns 137,000 shares through Cinco Investments Inc.   Mr.
Vogel's son owns 4,000 shares.

(2)	Principal address is 12956 La Rochelle Circle, Palm Beach Gardens, FL
33410.

(3)	Mr. Regis Vogel is our President, Treasurer, and Secretary.  Mr. Vogel
is also a Director of our Company.

















5



ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		None.








PART IV

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K

(1)	Registrant's Articles of Incorporation and by-laws are
incorporated by reference to the Registrant's previous filing with the Commission.

(2) 	Form of Registrant's Common Stock Certificate is incorporated by reference to the Registrant's previous filing with the Commission.

	(3)	27.1 -  Financial Data Schedule



(b.)	Reports on Form 8-K.  No reports were filed for the last quarter of the fiscal year covered by this report. A report filed on Form 8-K on February 7, 1995 is incorporated by reference to the Registrant's previous filing with the Commission.

6




SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 1, 2000


                                      	      VDS ENTERPRISES, INC.





                                            By:	/s/ Regis Vogel
Regis Vogel, President
Chief Executive Officer,
Chief Financial and
Accounting Officer

Dated:	August 1, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Regis Vogel
Mr. Regis Vogel               	President & Director		August 1,
2000






















7
U.S. Securities and Exchange Commission

INDEX TO EXHIBITS

EXHIBITS

27.1	Financial Data Schedule



/TEXT
/DOCUMENT
DOCUMENT
TYPE EX-27.1
SEQUENCE 2
DESCRIPTION FINANCIAL DATA SCHEDULE
TEXT


ARTICLE  5
LEGEND
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997 AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
/LEGEND

PERIOD-TYPE	12-MOS	12-MOS
FISCAL-YEAR-END	AUG-31-1998	AUG-31-1997
PERIOD-START	SEPT-01-1997	SEPT-01-1996
PERIOD-END	AUG-31-1998	AUG-31-1997
CASH		-	-
SECURITIES		-
	-
RECEIVABLES	-	-
ALLOWANCES		-
	-
INVENTORY		-	-
CURRENT-ASSETS	-	-
PP&E		-	-
DEPRECIATION	-	-
TOTAL-ASSETS	-	-
CURRENT-LIABILITIES	-	-
BONDS		-	-
PREFERRED-MANDATORY	-	-
PREFERRED		-	-
COMMON		2,626	2,626
OTHER-SE		(2,626)	(2,626)
TOTAL-LIABILITY-AND-EQUITY	-	-
SALES		-	-
TOTAL-REVENUES	-	-
CGS		-	-
TOTAL-COSTS	-	-
OTHER-EXPENSES	-	-
LOSS-PROVISION	-	-
INTEREST-EXPENSE	-	-
INCOME-PRETAX	-	-
INCOME-TAX		-
	-
INCOME-CONTINUING	-	-
DISCONTINUED	-	-
EXTRAORDINARY	-	-
CHANGES		-	-
NET-INCOME		-
	-
EPS-BASIC		0.0	0.0
EPS-DILUTED	0.0	0.0




/TEXT
/DOCUMENT
/SEC-DOCUMENT