Form 10-Q
period 1999-02-28
VDS ENTERPRISES INC
filed 2000-11-06
CIK 880640

FORM 1O-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
44:    Common Stock, as of the latest practicable date.

As of  August 14,  2000 there were 2,626,943 shares of Common
Stock outstanding.
		INDEX


PART I - FINANCIAL INFORMATlON


Item 1.		Financial Statements.

The condensed financial statements as of February 28, 1999 included herein have been prepared by VDS Enterprises, Inc. ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements as of August 31, 1998 have been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed financial statements reflect all the adjustments necessary to present fairly the financial position of the company as of February 28, 1999 and the consolidated results of operations and cash flows for the three months ended February 28, 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Condensed Balance Sheets as of February 28, 1999 (Unaudited) and
August 31, 1998								4

Condensed Statements of Operations for the Three Months Ended
February 28, 1999 and 1998 (Unaudited)					5

Condensed Statement of Changes in Shareholders' Equity for the
Three Months ended February 28, 1999 and 1998 (Unaudited) 		6

Condensed Statement of Cash Flow for the Three Months ended
February 28, 1999 and 1998 (Unaudited)					7

Notes to Condensed Financial Statements					8


Item 2.             Management's Discussion and Analysis of Financial Condition
 and Results of Operations.							9

PART II - OTHER INFORMATION							10-11
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	Registrant:

VDS ENTERPRISES, INC.





				     By: ___________________________
Regis Vogel
	President

Date:	June 6, 2000


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
February 28, 1999 and August 31, 1998


	February 28, 1999  August 31, 1998
	 (Unaudited)              (Derived from
	                                     Audited Fin.
	                                      Statements)

ASSETS

Organizational Costs					       $      18,361	       $  18,361
Less accumulated amortization			    	  (18,361)	          (18,361)
								-----------	       -----------
Total Assets						       $           0	                     $       0
								=======	       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accrued expenses       $     3,750                   $3,750
                                         ----------                 ------------
Deficiency in assets:
Common Stock, par value $0.001 per share;
	 10,000,000 shares authorized,
               2,626,943 share issued
   and outstanding in 1998 and 1997 respectively     2,626               2,626
Additional Paid-In Capital  (Note 2)           17,486             17,486
Deficit accumulated during the
development stage                 (23,862)           (23,862)
								--------------	    -------------

Total Deficiency in Assets					   (3,750)	        (3,750)
								---------------	    -------------

Total Liabilities and Deficiency in Assets	       $0	$0
                                            =========       ========

See Accompanying Notes to Condensed Financial Statements
VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
For the three months ended February 28, 1999 and 1998
(Unaudited)




								    1999   	      1998


Revenues	$    0  	$   0
	----------	--------

Total Revenues	$    0 	$   0
		======	=====

Expenses:	$    0	$    0
		----------	---------
Total Expenses	$    0         	$    0
		----------	---------

Results of Operations	$    0	$   0
		======	=====










See Accompanying Notes to Condensed Financial Statements



VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended February 28, 1999 and 1998
(Unaudited)


                             1999              1998

Shareholders' Equity:
	Beginning of period	$     0	$    0

Additions
	Shareholder contributions	       0	      0


Deductions

	Results of Operations for the three months
	ended February 28, 1999 and 1998   	       0	$    0
		-----------	------------
Ending balance at end of period	$     0  	$    0
		=======	=======


















See Accompanying Notes to Condensed Financial Statements




VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW
For the three months ended February 28, 1999 and 1998
(Unaudited)


1999		1998

CASH FLOW FROM OPERATING ACTIVITIES

	Net loss	$   0	$   0
	Adjustment to reconcile net loss to
	   Net cash used by operating activities:
	       None	$(    0   )	$(    0   )
		----------	----------
	       Net cash used by operating activities	$   0	$   0
CASH FLOW FROM INVESTING ACTIVITIES	$   0	$   0

	Shareholders' contribution to paid in capital	$   0	$   0

CASH FLOW FROM FINANCING ACTIVITIES	$   0	$   0
		----------	----------
NET INCREASE (DECREASE) IN CASH	$   0	$   0

Cash  Beginning of Period	$   0	$   0
		----------	----------
Cash  End of Period	$   0	$   0
		======	======












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


NOTE 2  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 20,112 as of February 28, 1999. As a result, the Company has no assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has not, as of the end of the three month period ended February 28, 1999, commenced active business operations. As of February 28, 1999 the Registrant had no assets or liabilities, Shareholders' Equity or other financial resources.

The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.





































PART II  OTHER INFORMATION




Item 1.		Legal Proceedings

		Not Applicable



Item 2.		Changes in Securities


The issued and outstanding common stock after the recapitalization consists of 2,626,943 shares, par value $0.001.


Item 3. 	Defaults Upon Senior Securities

		Not Applicable

Item 4.		Submission of Matters to a Vote of Security-Holders

		Not Applicable

Item 5.		Other information

Not Applicable

Item 6.		Exhibits and Reports on Form 8-K

Exhibits

27.1	 Financial Data Schedule

Reports on Form 8-K


Not Applicable







	VDS FINANCIAL DATA SCHEDULE 2-99 QTR

PERIOD TYPE		6-MOS
FISCAL YEAR END		AUGUST 31, 1999
PERIOD END			FEBRUARY 28, 1999
CASH				0
SECURITIES			0
RECEIVABLES		0
ALLOWANCES		0
INVENTORY			0
CURRENT ASSETS		0
PP&F				0
DEPRECIATION		0
TOTAL ASSETS		0
CURRENT LIABILITIES	3,750
BONDS			0
PREFERRED MANDATORY0
PREFERRED			0
COMMON			2,626
OTHER SE		                            (6,376)
TOTAL LIABILITY AND
STOCKHOLDER EQUITY	0
SALES				0
TOTAL REVENUES		0
CGS				0
TOTAL COSTS		0
OTHER EXPENSES		0
LOSS PROVISION		0
INTEREST EXPENSE	0
INCOME PRETAX		0
INCOME TAX		0
INCOME CONTINUING	0
CHANGES			0
NET INCOME			0
EPS-PRIMARY		.00
EPS-DILUTED		.00


10

11