Form 10KSB
period 1999-08-31
VDS ENTERPRISES INC
filed 2000-11-06
CIK 880640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 1O-KSB
(Mark One)

 [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended August 31, 1999

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

Our shares of common stock were not traded during the fiscal year ended August 31, 1999. We do not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On June 6, 2000, the approximate number of record holders of our common stock was 2,626,943.

To date, we have not paid any dividends on our common stock and do not expect to pay any dividends in the immediate future.

ITEM 6.	SELECTED FINANCIAL DATA

Statement of Income Data:			For the Fiscal Year Ended
							August 31, 1999

Sales								$	  -

Total Expenses							  -

Gross Profit								  -

Net Loss							(   1,250)


Balance Sheet Data:				As of August 31, 1999

Current Assets						$	-

Other Assets								-

Total Assets								-

Current Liabilities					  5,000

Other Liabilities							-

Total Liabilities						  5,000

Defiency in Assets						($5,000)
2
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations.

We had no sales during the year ended August 31, 1999. We had total expenses of $1,250 for professional fees. Net loss for the period therefore was $1,250.

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








F-1




Dohan and Company	7700 North Kendall Drive, #204
Certified Public Accountants   	                   Miami, Florida  33156-
7564
A Professional Association	                          Telephone: (305)274-
1366
		     Facsimile:(305) 274-1368

Report of Independent Certified Public Accountants


Board of Directors
VDS Enterprises, Inc.

We have audited the accompanying balance sheets of VDS Enterprises, Inc. (a development stage company) as of August 31, 1999 and 1998, and the related statements of operations, changes in deficiency assets, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VDS Enterprises, Inc. (a development stage company) as of August 31, 1999 and 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


June 26,2000
Miami, Florida



F-2



VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AUGUST 31, 1999 AND 1998

		1999	1998

                                    ASSETS

Organizational costs	$	18,361	$	18,361
Less accumulated amortization	(	18,361)	(	18,361)

Total Assets	$	-	$	-


         LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities:
Accrued expenses	$	5,000	$	3,750

Preferred stock, par value $0.10 per
share; 1,000,000 shares authorized,
no shares issued.		-		-

Deficiency in assets:
Common stock, par value $0.001 per share;
10,000,000 shares authorized,
2,626,943 shares issued
and outstanding in 1998 and 1997, respectively		2,626		2,626
Additional paid-in capital (Note 2)		17,486		17,486
Deficit accumulated during the
development stage	(	25,112)	(	23,862)

Total Deficiency in Assets	(	5,000)	(	3,750)

Total Liabilities and Deficiency in Assets	$	-	$	-












See accompanying notes.


F-3


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998

			Cumulative during
			the
	1999	1998	development stage

Revenues	$	-	$	-	$	-

Expenses:
Professional fees		1,250		1,250		5,000
Amortization		-		-		18,361
Bank charges		-		-		1,751

Total expenses		1,250		1,250		25,112

Net loss		($	1,250)	($	1,250)	(	$25,112)

Basic and Diluted loss per	(	$  0.00)	(	$  0.00)	(	$  0.01)
	share

Weighted average number of
	common shares outstanding		2,626,943		2,626,943		2,127,065
	(basic and diluted)























                           See accompanying notes.


F-4


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED AUGUST 31, 1999 AND 1998


			Cumulative during
			the
	1999	1998	development stage

Beginning of year	($	-)	($	-)	$	-

Additions
	Issuance of common stock
		at par value (Note 2)	$	-	$	-	$	2,626
	Shareholders' contribution
  		to paid in capital(Note 2)	$	-	$	-	$	17,486

Deductions
	Net loss for the year ended
		August 31-deficit
  		accumulated during the
  		development stage	(	1,250)	(	1,250)	(	25,112)

End of year	($	1,250)	($	1,250)	($	5,000)
























See accompanying notes.


F-5


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1999 AND 1998


					Cumulative during
					the
			1999	1998	development stage

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss		($	1,250)	($	1,250)	($	25,112)
Adjustment to reconcile
	net loss to net cash used
		by operating activities:
	Amortization		-		-		18,361
	Increase in other assets					(	18,361)
	Increase in accrued expenses		1,250		1,250		5,000

Net cash used by
	operating activities		-		-	(	20,112)

Cash flow from investing
	activities:		-		-		-

Cash flow from financing activities
	Issuance of common stock		-		-		2,626
	Shareholders' contribution to
		additional paid-in-capital		-		-		17,486

Net increase in cash		-		-		-

Cash beginning of year		-		-		-

Cash end of year	$	-	$	-	$	-

Supplemental disclosure:

Interest paid	$	-	$	-	$	-
Income taxes paid	$	-	$	-	$	-






See accompanying notes.


F-6


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

		Basic and Diluted Loss Per Share

Loss per share is as computed by dividing the net loss by the average number of common shares outstanding during each period.
There were no common stock liquidated.

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

As of August 31, 1999, the Company has net operating loss carryovers of approximately $25,112, which expire at various dates through 2019. A deferred tax asset of approximately $3,800 for the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,800, due to the uncertainty of the Company's ability to utilize the losses.



F-7


VDS ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.	INCOME TAXES (CONTINUED)

There was an ownership change in the Company during 1997, as defined in Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carry forward based upon the change in control.

The Company has not recorded a provision for income taxes in the accompanying financial statements because of a lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes.

NOTE 3.	COMMITMENTS AND CONTINGENCIES

The Company has not filed tax returns since inception, and might be liable for penalties for late filings.

NOTE 4.  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $25,112, as of August 31, 1999. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, a reverse merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.





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
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the our Officers, Directors and key employees:

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

The following summary compensation table sets forth with respect to the year ended August 31, 1999, the cash compensation paid by us to each of our most highly compensated executive officers and to all of the officers as a group. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by us.

SUMMARY COMPENSATION TABLE

Name and	Salary	Other		Restricted
Principal Position	Year	and Bonus	Compensation	Stock
Awards

Regis Vogel			1999		   -			-		   -

All executive officers
As a group (1 Person)	1999		   -	  		-		   -

4

Our directors do not receive compensation for acting in this capacity.

Mr. Regis Vogel became the only executive officer on ________________.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of August 1, 2000, held of record, or was known by us to own beneficially more than five percent of the outstanding Common Stock of the Company, by each of our Directors and Officers and by all of our Directors and Officers Company as a group.

Names and Address of Beneficial Owner:

Nature of Beneficial 	                          		Percentage of
Common
	     Ownership              	No. of shares       	Shares
Outstanding


Regis Vogel (1)(2)(3)          	 139,000               	5.29 %

All Directors and Officers
	as a group (1 person)        	 139,000                5.29 %

(1)  	Mr. Vogel owns 139,000 shares through Cinco Investments Inc.  Mr.
Vogel's son owns 4,000.

(2)	Principal address is 12956 La Rochelle Circle, Palm Beach Gardens, FL
33410.

(3)	Mr. Regis Vogel is our President, Treasurer, and Secretary.  Mr. Vogel
is also a Director of us.

















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



TEXT
DOCUMENT
DOCUMENT
TYPE EX-27.1
SEQUENCE 2
DESCRIPTION FINANCIAL DATA SCHEDULE
TEXT


ARTICLE  5
LEGEND
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998 AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
/LEGEND

PERIOD-TYPE	12-MOS	12-MOS
FISCAL-YEAR-END	AUG-31-1999	AUG-31-1998
PERIOD-START	SEPT-01-1998	SEPT-01-1997
PERIOD-END		AUG-31-1999
	AUG-31-1998
CASH		-	-
SECURITIES		-
	-
RECEIVABLES	-	-
ALLOWANCES		-
	-
INVENTORY		-	-
CURRENT-ASSETS	-	-
PP&E		-	-
DEPRECIATION	-	-
TOTAL-ASSETS	-	-
CURRENT-LIABILITIES		5,000	3,750
BONDS		-	-
PREFERRED-MANDATORY	-	-
PREFERRED		-	-
COMMON		2,626	2,626
OTHER-SE		(7,626)	(6,376)
TOTAL-LIABILITY-AND-EQUITY	-	-
SALES		-	-
TOTAL-REVENUES	-	-
CGS		-	-
TOTAL-COSTS	-	-
OTHER-EXPENSES	1,250	1,250
LOSS-PROVISION	-	-
INTEREST-EXPENSE	-	-
INCOME-PRETAX	(1,250)	(1,250)
INCOME-TAX		-
	-
INCOME-CONTINUING		(1,250)	(1,250)
DISCONTINUED	-	-
EXTRAORDINARY	-	-
CHANGES		-	-
NET-INCOME		(1,250)
	(1,250)
EPS-BASIC		0.0	0.0
EPS-DILUTED	0.0	0.0




/TABLE
/TEXT
/DOCUMENT
/SEC-DOCUMENT
